Form 10-K
period 1998-12-31
BARNETT AUTO TRUST 1997-A
filed 1999-03-31
CIK 1060875

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ______________________

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES  EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                       Commission file number 333-26675-01
                                              ------------

                            Barnett Auto Trust 1997-A
                            -------------------------
             (Exact name of registrant as specified in its charter)

United  States  of  America                    86-0888083
---------------------------                    ----------
(State  or  other  jurisdiction                (IRS  Employer
of  incorporation  or  organization)           Identification  No.)

Interstate  Tower,  121  W.  Trade  Street,  Charlotte, North Carolina     28255
----------------------------------------------------------------------     -----
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

PART  I
-------

Item  1.     Business
             --------
             Not  applicable.

Item  2.     Properties
             ----------
             Not  applicable.

Item  3.     Legal  Proceedings
             ------------------
There are no material pending legal proceedings with respect to Barnett Auto Trust 1997-A (the "Trust") involving the Trust, US Bank National Association, as Indenture Trustee, and Bank of New York (Delaware), as Owner Trustee (collectively, the "Trustees"), or NationsBank, N.A, as Servicer, other than ordinary routine litigation incidental to the Trust assets or the Trustees' or the Servicer's duties under the applicable Sales and Servicing Agreement.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
             -----------------------------------------------------------
             None.

PART  II
--------

Item  5.     Market  for  the Registrant's Common Equity and Related Stockholder
             -------------------------------------------------------------------
             Matters
             -----
     (a) Market Information. There is no established public trading market for the Notes.

     (b) Holders. Since each of the Notes was issued in book entry form only,there is only one holder of record of each Series of Notes. See Item 12 below.

     (c)     Dividends.  Not  applicable.

Item  6.     Selected  Financial  Data
             -------------------------
             Not  applicable.

Item  7.     Management's  Discussion  and  Analysis  of Financial Condition and
             -------------------------------------------------------------------
             Results  of  Operations
             -------------------
             Not  applicable.

Item  8.     Financial  Statements  and  Supplementary  Data
             -----------------------------------------------
             Not  applicable.

Item  9.     Changes  in  and  Disagreements  with Accountants on Accounting and
             -------------------------------------------------------------------
             Financial  Disclosure
             -----------------
             None.

PART  III
---------

Item  10.  Directors  and  Executive  Officers  of  the  Registrant
           --------------------------------------------------------
           Not  applicable.

Item  11.  Executive  Compensation
           -----------------------
           Not  applicable.

Item  12.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management
           ---------------------------------------------------------------------

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


Item  13.  Certain  Relationships  and  Related  Transactions
           --------------------------------------------------

There has not been, and there is not currently proposed, any transaction or series of transactions, to which either the Trust or NationsBank, N.A. Inc., as Servicer, is a party with any Noteholder or any member of the immediate family of any such Noteholder who, to the knowledge of the Servicer, owns of record or beneficially more than five percent of the Notes.

PART  IV
--------

Item  14.  Exhibits,  Financial  Statement  Schedules,  and  Reports on Form 8-K
           ---------------------------------------------------------------------

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

                           Date of Reports on Form 8-K
                           ---------------------------
                                January 15, 1998
                                February 17, 1998
                                 March 16, 1998
                                 April 15, 1998
                                  May 15, 1998
                                  June 15, 1998
                                  July 15, 1998
                                 August 17, 1998
                               September 15, 1998
                                October 15, 1998
                                November 16, 1998
                                December 15, 1998

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


                    Barnett  Auto  Trust  1997-A

                    By:  /s/  Susan  W.  Castleberry
                         ---------------------------

                    Susan  W.  Castleberry
                    Vice  President
                    NationsBank,  N.A.
                    (Duly  Authorized  Officer)


                    Date:  March  31,  1999