Form 10-K
period 1999-12-31
BARNETT AUTO TRUST 1997-A
filed 2000-03-30
CIK 1060875

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ______________________

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES  EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

Interstate  Tower,  121  W.  Trade  Street,  Charlotte, North Carolina   28255
------------------------------------------------------------------------------
(Address  of  principal  executive  offices)                         (Zip  Code)

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
             ----------
             Not  applicable.

Item  3.     Legal  Proceedings
             ------------------
             There are no material pending legal proceedings with respect to Barnett Auto Trust 1997-A (the "Trust") involving the Trust, US Bank National Association, as Indenture Trustee, and Bank of New York (Delaware), as Owner Trustee (collectively, the "Trustees"), or Bank of America, N.A, as Servicer, other than ordinary routine litigation incidental to the Trust assets or the Trustees' or the Servicer's duties under the applicable Sales and Servicing Agreement.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
             -----------------------------------------------------------
             None.

PART  II
--------

Item  5.     Market  for  the Registrant's Common Equity and Related Stockholder
             -------------------------------------------------------------------
             Matters
             -------
            (a) Market Information. There is no established public trading market for the Notes.

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

Item  8.     Financial  Statements  and  Supplementary  Data
             -----------------------------------------------
                   Not  applicable.

Item  9.     Changes  in  and  Disagreements  with Accountants on Accounting and
             -------------------------------------------------------------------
             Financial  Disclosure
             ---------------------
                   None.

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


Item  13.  Certain  Relationships  and  Related  Transactions
           --------------------------------------------------

           There has not been, and there is not currently proposed, any transaction or series of transactions, to which either the Trust or Bank of America, N.A. Inc., as Servicer, is a party with any Noteholder or any member of the immediate family of any such Noteholder who, to the knowledge of the Servicer, owns of record or beneficially more than five percent of the Notes.

PART  IV
--------

Item  14.  Exhibits,  Financial  Statement  Schedules,  and  Reports on Form 8-K
           ---------------------------------------------------------------------

           (a)     1.     Not  applicable.
                   2.     Not  applicable.
                   3.     Exhibits:
                          99.1  Annual  Statement  as  to  Compliance

           (b)     Reports  on  Form  8-K.

                   Barnett Auto Trust 1997-A filed a Current Report on Form 8-K pursuant to Items 5 and 7 for the following monthly distribution dates during 1999, including the Servicer's Certificate for each due period provided to US Bank National Association, as Indenture Trustee, and Bank of New York (Delaware), as Owner Trustee.

                           Date of Reports on Form 8-K
                           ---------------------------
                                January 15, 1999
                                February 15, 1999
                                 March 15, 1999
                                 April 15, 1999
                                  May 15, 1999
                                  June 15, 1999
                                  July 15, 1999
                                 August 16, 1999
                               September 15, 1999
                                October 15, 1999
                               November 15, 1999
                                December 15, 1999

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


                    Barnett  Auto  Trust  1997-A

                    By:  /s/  Jill  B.  Stewart
                         ----------------------

                    Jill  B.  Stewart
                    Senior  Vice  President
                    Bank  of  America,  N.A.
                    (Duly  Authorized  Officer)


                    Date:  March  30,  2000