Form 10-K
period 2000-12-31
BARNETT AUTO TRUST 1997-A
filed 2001-03-30
CIK 1060875

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ______________________

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES  EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

Registrant's  telephone  number,  including  area  code          (704)  388-2738

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

             (c)    Dividends.  Not  applicable.

Item  6.     Selected  Financial  Data
             -------------------------
                      Not  applicable.

Item  7.     Management's  Discussion  and  Analysis  of Financial Condition and
             -------------------------------------------------------------------
             Results  of  Operations
             -----------------------
                    Not  applicable.

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

PART  IV
--------

Item  14.  Exhibits,  Financial  Statement  Schedules,  and  Reports on Form 8-K
           ---------------------------------------------------------------------

            (a)     1.     Not  applicable.
                    2.     Not  applicable.
                    3.     Exhibits:
                           99.1  Annual  Statement  as  to  Compliance

            (b)     Reports  on  Form  8-K.

                    Barnett Auto Trust 1997-A filed a Current Report on Form 8-K Pursuant to Items 5 and 7 for the following monthly distribution dates during 2000, including the Servicer's Certificate for each due period provided to US Bank National Association, as Indenture Trustee, and Bank of New York (Delaware), as Owner Trustee.

                           Date of Reports on Form 8-K
                           ---------------------------
                                January 18, 2000
                                February 15, 2000
                                 March 15, 2000
                                 April 17, 2000
                                  May 15, 2000
                                  June 15, 2000
                                  July 17, 2000
                                 August 15, 2000
                               September 15, 2000
                                October 16, 2000
                                November 15, 2000
                                December 15, 2000

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


                    Barnett  Auto  Trust  1997-A

                    By:  /s/  Kevin  T.  Church
                         ----------------------

                    Kevin  T.  Church
                    Vice  President
                    Bank  of  America,  N.A.
                    (Duly  Authorized  Officer)


                    Date:  March  30,  2001

                                INDEX TO EXHIBITS




Exhibit  No.                              Description  of  Exhibit

99.1                                        Annual  Statement  as  to Compliance