Form 10-K
period 2001-12-31
BARNETT AUTO TRUST 1997-A
filed 2002-03-29
CIK 1060875

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ______________________

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                       Commission file number 333-26675-01
                                              ------------

                            Barnett Auto Trust 1997-A
                            -------------------------
             (Exact name of registrant as specified in its charter)

United  States  of  America                                 86-0888083
--------------------------------------------------------------------------------
(State  or  other  jurisdiction                             (IRS  Employer
of  incorporation  or  organization)                        Identification  No.)

Interstate  Tower,  121  W.  Trade  Street,  Charlotte, North Carolina     28255
--------------------------------------------------------------------------------
(Address  of  principal  executive  offices)                         (Zip  Code)

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

PART  III
---------

Item  10.    Directors  and  Executive  Officers  of  the  Registrant
             --------------------------------------------------------
             Not  applicable.

Item  11.    Executive  Compensation
             -----------------------
             Not  applicable.

Item  12.    Security Ownership of  Certain  Beneficial  Owners  and  Management
             -------------------------------------------------------------------

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

PART  IV
--------

Item  14.    Exhibits,  Financial Statement  chedules,  and  Reports on Form 8-K
             -------------------------------------------------------------------

             (a)     1.     Not  applicable.
                     2.     Not  applicable.
                     3.     Exhibits:
                            99.1  Annual  Statement  as  to  Compliance

             (b)     Reports  on  Form  8-K.

             Barnett Auto Trust 1997-A filed a Current Report on Form 8-K pursuant to Items 5 and 7 for the following monthly distribution dates during 2001, including the Servicer's Certificate for each due period provided to US Bank National Association, as Indenture Trustee, and Bank of New York (Delaware), as Owner Trustee.

                           Date of Reports on Form 8-K
                           ---------------------------
                                January 16, 2001
                                February 15, 2001
                                 March 15, 2001
                                 April 16, 2001
                                  May 15, 2001
                                  June 15, 2001
                                  July 16, 2001
                                 August 15, 2001
                               September 17, 2001
                                October 16, 2001
                                November 15, 2001
                                December 17, 2001

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


                    Barnett  Auto  Trust  1997-A

                    By:  /s/  Rhonda  Nantz
                         ------------------

                              Rhonda  Nantz
                              Vice  President
                              Bank  of  America,  N.A.
                              (Duly  Authorized  Officer)


                    Date:  March  29,  2002
                           ----------------

                                INDEX TO EXHIBITS




Exhibit  No.                Description  of  Exhibit

99.1                        Annual  Statement  as  to Compliance

                                                                    Exhibit 99.1


                        Annual Statement as to Compliance

                              Bank of America, N.A.

                            Barnett Auto Trust 1997-A
                            -------------------------

     This Officer's Certificate is executed pursuant to the Sale and Servicing Agreement dated as of September 1, 1997 (the "Agreement"), between Barnett Auto Trust 1997-A, as Issuer, and Barnett Dealer Financial Services, Inc., as Sponsor and Servicer. Barnett Dealer Financial Services, Inc. was merged into Bank of America, N.A. and Bank of America, N.A. assumed the obligations of Servicer. The undersigned, a duly authorized representative of the Servicer, does hereby certify that:


1. Capitalized terms used in this Officer's Certificate have their respective meanings set forth in the Agreement.

2. Bank of America, N.A. is as of the date hereof the Servicer under the Agreement.

3. The undersigned is duly authorized pursuant to the Agreement to execute and deliver this Officer's Certificate to the Trustee.

4.     The  certificate  is delivered pursuant to Section 4.10 of the Agreement.

5. A review of the activities of the Servicer during the calendar year ended December 31, 2001, and of its performance under the Agreement was made under my supervision.

6. Based on such review, to the best of my knowledge, the Servicer has fully performed all its obligations under the Agreement throughout such calendar year, and no event which, with the giving of notice or passage of time or both, would constitute a default by the Servicer has occurred or is continuing.


IN WITNESS WHEREOF, the undersigned, a duly authorized officer of the Servicer, has duly executed this Officer's Certificate this 29th day of March, 2002.



                              By:  /s/  Rhonda  Nantz
                                        -------------
                                        Rhonda  Nantz
                                        Vice  President